Form 10-K405
period 1996-12-31
ORBCOMM USA L P /FA
filed 1998-06-25
CIK 1064931

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                        Commission file number 333-11149

                               ORBCOMM USA, L.P.
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                      54-1689429
       (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization of Registrant)               Identification No.)

                                  21700 ATLANTIC BOULEVARD
                                   DULLES, VIRGINIA 20166
                    (Address of Registrant's principal executive offices)
                                         (Zip Code)

                                 (703) 406-6000
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the last 90 days.  Yes        No  X
                                               ---       ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
================================================================================

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I
  Item 1.    Business....................................................    1
  Item 2.    Properties..................................................   12
  Item 3.    Legal Proceedings...........................................   12
  Item 4.    Submission of Matters to a Vote of Security Holders.........   12

PART II
  Item 5.    Market for the Registrant's Common Equity and Related
             Stockholder Matters.........................................   12
  Item 6.    Selected Financial Data.....................................   13
  Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................   13
  Item 8.    Financial Statements and Supplementary Data.................   16
  Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................   25

PART III
  Item 10.   Directors and Executive Officers of the Registrant..........   25
  Item 11.   Executive Compensation......................................   27
  Item 12.   Security Ownership of Certain Beneficial Owners and
             Management..................................................   27
  Item 13.   Certain Relationships and Related Transactions..............   27

PART IV
  Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
             8-K.........................................................   29
             Signatures..................................................   31

                                     PART I

ITEM 1.  BUSINESS

     The information contained in this report on Form 10-K speaks as of and for the year ended December 31, 1996 and not as of or for any other date or period except as otherwise provided herein.

BACKGROUND

     ORBCOMM USA, L.P. (the "Company" or "ORBCOMM USA") is a Delaware limited partnership formed in 1993 to market services using the low-Earth orbit ("LEO") satellite communications system under development by ORBCOMM Global L.P. ("ORBCOMM"), a general partner of ORBCOMM USA. ORBCOMM is establishing the first commercial low-Earth orbit ("LEO") satellite-based mobile data and messaging communications system that will be available on a global basis (the "ORBCOMM System"). The ORBCOMM System, planned to be fully deployed in early 1998, is designed to provide reliable, low-cost, two-way global data and messaging communications through a constellation of 28 LEO satellites and a complement of associated ground infrastructure situated around the world. Major target markets include worldwide mobile asset tracking; remote industrial monitoring and control applications; environmental data collection; and real time person-to-person and machine-to-machine communications, including two-way Internet electronic mail ("email") communications and recreational and business messaging. ORBCOMM USA has the exclusive right to market the ORBCOMM System in the United States.

     The general and limited partnership interests in ORBCOMM USA are held 98% by ORBCOMM, a Delaware limited partnership, and 2% by Orbital Communications Corporation ("OCC"), a Delaware corporation and a subsidiary of Orbital Sciences Corporation ("Orbital"). ORBCOMM is a Delaware limited partnership formed in 1993 to develop, construct, operate and market the ORBCOMM System. The general and limited partnership interests in ORBCOMM are held by each of OCC and Teleglobe Mobile Partners ("Teleglobe Mobile"), a Delaware general partnership whose interests are wholly owned on an indirect basis by Teleglobe Inc. ("Teleglobe") and Technology Resources Industries Bhd. ("TRI"). OCC and Teleglobe Mobile have invested approximately $160 million in the ORBCOMM project.

     Orbital, a Delaware corporation, is a space technology and satellite services company that designs, manufactures, operates and markets a broad range of space products and services, including launch systems, satellites, space sensors and electronics, ground systems and software products, satellite access products and communications and information services. Teleglobe, a Canadian corporation, provides international telecommunications services to approximately 240 countries worldwide through a network of submarine cables and satellite Earth stations. Teleglobe is owned approximately 22% by BCE Inc., which is the largest public corporate entity in Canada, and indirectly approximately 20% by Telesystem Ltd., a Canadian company, that also has an interest in Telesystem International Wireless Corporation N.V. ("TIW"). TIW has paging and cellular interests in several countries around the world, including China, Mexico, Romania and India. Teleglobe has formed a partnership, Teleglobe Mobile, with TRI to hold its interest in the ORBCOMM project. TRI operates the largest and one of the fastest-growing cellular networks in Malaysia, with over 800,000 subscribers and also has cellular and paging joint ventures in five countries.

     In addition to ORBCOMM USA, ORBCOMM has two other subsidiaries, ORBCOMM International Partners, L.P. ("ORBCOMM International"), a Delaware limited partnership, and ORBCOMM Global Capital Corp. ("Capital"), a Delaware corporation. ORBCOMM holds general and limited partnership interests with a 98% participation percentage ("Participation Percentage") in ORBCOMM International. OCC directly holds general and limited partnership interests in ORBCOMM USA with a 2% Participation Percentage. ORBCOMM International was formed to market services using the ORBCOMM System internationally.

     Capital, a Delaware corporation, was formed in July 1996 to act as a co-issuer in connection with the private placement (the "Old Notes Offering") of $170 million 14% Senior Notes due 2004 with Revenue Participation Interest (the "Old Notes"). The Old Notes were exchanged in January 1997 for notes that are substantially similar to the Old Notes except that the new notes (the "Notes") are registered under the

Securities Act of 1933, as amended. The Notes are fully and unconditionally guaranteed on a joint and several basis by OCC, Teleglobe Mobile, ORBCOMM USA and ORBCOMM International, except that the guarantees are non-recourse to the shareholders and/or partners of the guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law. Capital has nominal assets and will not conduct any operations.

THE ORBCOMM SYSTEM

  General

     ORBCOMM offers commercial intermittent data communications services in the United States through its existing network, which consists of two LEO satellites launched in April 1995 and related U.S. ground infrastructure. When fully deployed, the ORBCOMM System is designed to provide data and short, alphanumeric paging-like messaging communications coverage virtually anywhere on the Earth's surface in a reliable and cost-effective manner. In contrast to "Big LEO" systems, which are designed primarily for voice applications, the ORBCOMM System, which is a "Little LEO" system, is focused on data communications and messaging applications. The ORBCOMM System is designed to address the substantial existing and growing demand for communications services worldwide, without the high cost and geographic and technical limitations imposed by other communications systems. The Company intends to distribute ORBCOMM services in the United States in a cost-effective manner primarily through value-added resellers ("Resellers") and other distribution channels, as appropriate.

     To use the ORBCOMM System for text messaging, a user creates a message using a computer connected to an ORBCOMM subscriber communicator ("Subscriber Communicator") or a stand-alone Subscriber Communicator, which message is sent to the nearest ORBCOMM System satellite and delivered to an ORBCOMM Earth station, which supports communication with the satellites, and then to the Gateway Switching System, which processes the messages. Within the Gateway, the message is processed using a combination of ORBCOMM-developed and commercial email software, and sent on to its ultimate destination. If desired, an acknowledgment message is returned to the sender. The final delivery may be to another Subscriber Communicator or may make use of public/private X.25 data networks or the Internet.

     In October 1994, OCC became the first company to be awarded Federal Communications Commission ("FCC") authority to construct, launch and operate a LEO satellite-based data and messaging communications system in the United States (the "FCC License"). The ORBCOMM System is the only commercial Little LEO system that is fully licensed for all segments of its system in the United States. In 1992, certain portions of the radio spectrum were allocated by the International Telecommunications Union ("ITU") for use by Little LEO satellite systems, such as the ORBCOMM System, on an international basis.

  Recent Developments

     In 1995, in addition to the successful launch of the first two ORBCOMM System satellites, ORBCOMM completed initial development and construction of the ground infrastructure located in the United States and associated network control systems, and tested prototype Subscriber Communicators. In 1996, additional progress was made on the ORBCOMM System. In February 1996, ORBCOMM initiated intermittent data communications services in the United States. The two ORBCOMM System satellites and four U.S. Earth stations are providing data communications services, focused on environmental and industrial monitoring applications for the U.S. environmental and oil and gas industries, and asset and cargo tracking applications for the U.S. government and commercial entities, with additional tracking and positioning applications targeted for the near future. ORBCOMM has two satellites on orbit, with 26 additional satellites scheduled for launch in 1997 and 1998.

     ORBCOMM USA plans to provide initial services in the United States primarily through Resellers, many of whom have an existing, well-established market presence through their existing customer bases, market-specific brand name recognition and distribution networks. During 1996, ORBCOMM USA executed agreements with 14 additional Resellers. ORBCOMM USA has 33 reseller agreements with companies including Arinc, Inc., Corexco Consulting Services, Inc., Globitrac, Inc., Sky-Eye Railway Services, Inc. and the Stevens Water Monitoring Division of Leupold & Stevens, Inc.

  Services

     ORBCOMM System service offerings for mobile data and messaging communications will fall into two broad categories with variations based on market requirements: tracking and monitoring; and message and priority communications.

     Tracking and Monitoring. The Company believes that tracking and monitoring users will include a broad group of industries that require a means of regularly collecting data from, or in some cases controlling equipment in, multiple remote locations. Major target markets include: (i) worldwide mobile asset tracking;
(ii) industrial monitoring and control applications; and (iii) environmental data collection. Many of these users manage numerous, widely dispersed sites in remote areas out of reach of the public switched telephone network ("PSTN") or terrestrial-based wireless systems, and often accomplish data collection and equipment control functions manually with on-site personnel.

     Messaging and Priority Communications. The Company believes that messaging communications users will include a broad range of commercial and consumer users who require a means of communicating with locations such as their office, dispatch center or home or who require the ability to send priority messages or positioning information. Examples include professionals who work away from their office, fleet operators who require reliable messaging between a central office and mobile assets, and individuals who desire a means of communicating short messages or positioning information from an automobile, boat or other remote locations. These users rely on pagers, cellular phones, fleet dispatch systems and public pay phones, all of which can be unavailable, inconvenient or expensive in certain geographic locations.

  Addressable Markets

     ORBCOMM has identified a number of industries and industry segments in the United States where there exists a demand for mobile data and messaging communications services for tracking and monitoring, which the Company views as the initial primary target applications for its services. The Company believes that certain portions of the transportation, energy, environmental and marine industries or industry segments and the U.S. government possess characteristics or requirements that are particularly well-suited to the services offered by Little LEO systems. The Company refers to these portions as "addressable markets." The Company's description of potential markets for its data and messaging communications service offerings and the Company's addressable markets represent only the Company's estimates with respect to such markets.

     Transportation. Transportation companies require a cost-effective means of regularly and reliably monitoring the location and the status of cargo globally to reduce cargo losses, improve service and better use transportation assets. The transportation market can be separated into four categories: trailers including full truckload, less-than-full truckload and private trucking; long-haul trucking; containers; and rail cars.

     The Company believes that the U.S. addressable market for full truckloads comprises non-refrigerated trailers belonging to large trucking fleets that need to improve trailer utilization, and for less-than-full truckload comprises non-refrigerated trailers that carry high-value goods and travel longer, less-than-full truckload routes (greater than 400 miles) between regional centers. The addressable market for private fleet trucks is expected to be those used in "just-in-time" manufacturing and distribution systems and which, therefore, typically require high levels of efficiency due to competition from for-hire companies. The Company expects the addressable market for refrigerated trailers to comprise those trailers for which cargo monitoring and trailer utilization are required. Trailers (both refrigerated and non-refrigerated) are being tracked by geostationary satellite-based systems (such as those offered by QUALCOMM) that offer seamless coverage, but depend on larger power sources that require the trailer to be attached to the main engine of the tractor. As a result, when the trailer is detached from the tractor, it can no longer be tracked. A low-power cellular system can be used to track untethered trailers; however, geographic coverage is limited and the Company believes that the cost of cellular roaming may make this service cost-prohibitive. Private trucking fleets typically use systems internal to their companies where each trailer's number is manually recorded as trailers enter and leave a point of distribution.

     The Company believes that its addressable portion of the U.S. long-haul trucking market is characterized by smaller fleets (typically less than 50 trucks) that need mobile communications to compete with larger fleets but have been unable to afford the service offerings where equipment costs are approximately $4,000 per unit. A low-cost alternative for these smaller fleets has been paging, although paging offers only a one-way short data link to the vehicle. The Company believes that the addressable market for the owner-operated transportation vehicle sub-segment comprises those vehicles contracted to larger, long-haul carriers. While these larger carriers resist installing $4,000 mobile communications units on vehicles they do not own, many are requiring owner-operators to equip their vehicles with mobile communications.

     The Company expects that its addressable market in the container (intermodal) industry segment in the United States will comprise those containers carrying the most valuable items subject to theft. Intermodal container transportation systems use manual systems to record containers as they enter and leave yards. Unlike the ORBCOMM System, these passive systems record where a trailer has been, but not where it is, its status or the condition of its contents.

     The Company believes that the addressable market for rail transportation will comprise those rail cars used to transport high-value cargo or hazardous cargo comprising bulk materials. The American Association of Railroads has mandated the use of automatic equipment identifiers ("AEI") on rail cars. AEI systems consist of a radio tag mounted on the rail car and a reader that records the identity of the car as it passes by. AEIs therefore share the same limitations as bar code systems because they only record where the trailer has been, not its current location, status or the condition of its contents.

     Energy. The Company believes that the ORBCOMM System can provide an effective means of monitoring and controlling various assets used in the energy industry. Pipeline operators take active measures to monitor lines and limit pipeline corrosion to comply with laws by installing cathodic protection systems that include a device called a rectifier. Protection systems also are required by federal regulations on storage tanks, utility systems and injection wells. The majority of protection system records are compiled from data collected by personnel who travel to the site and record the readings. Conventional industry practice is to install one rectifier per mile of pipeline with generally one transceiver (subscriber communication device) per rectifier. However, several pipelines can be laid along one right-of-way, with a common rectifier system, meaning that multiple rectifiers can feed into one transceiver unit. The Company believes that its addressable market comprises the aggregate number of rectifiers deployed on U.S. pipelines. In addition, the Company believes that its addressable market for wells producing natural gas and crude oil and gas and electric utility meters in the United States will be those production wells and utility meters located in remote geographic locations.

     Environmental. Many industrial companies and government agencies have a need to monitor meteorological, hydrological and environmental data such as rainfall, water levels and water quality at remote sites. For example, the Environmental Protection Agency has established standards for air and water quality that require pollution abatement procedures, which procedures rely heavily on the automated logging and collection of data from remote sites. In addition to pollutants, water monitoring devices are used to measure flow rate, temperature and water level. The Company believes that the addressable market comprises those sites that are located in highly remote areas not served by terrestrial systems, which can use Subscriber Communicators to transmit small amounts of data relatively infrequently and on an exception basis.

     Marine. ORBCOMM has identified two U.S. marine industry segments, Fisheries, and Barges and Workboats. The Company's addressable market is expected to be those fishing vessels that operate primarily in the Gulf of Alaska, the Northwest United States and the Northwestern Atlantic. These vessels usually remain at sea for extended periods and operate on extremely tight margins with operating costs that are carefully controlled. As a result, they need low-cost communications systems to meet safety and regulatory requirements and to exchange commercial and operational information with their offices, fuel providers, provisioners and packing houses. The Company expects that the addressable market for barges and workboats will comprise barges that operate without independent sources of power and carry grain, coal and other commodities. They traverse U.S. waterways in groups of barges that are "fleeted" together and pushed by towboats and require energy-efficient monitoring and communications devices to transmit position reports, cargo status reports and security information. Tugs, towboats and supply/service boats also need low-cost two-way communications to send operational and service-related data to their land-based headquarters and receive dispatch instructions in return.

     U.S. Government. The Company believes U.S. Government applications represent a major target market for its services. Pressures to contain Federal spending and specific acts of Congress have resulted in a major change in the procurement practices in the Department of Defense ("DoD") and civil agencies, causing them, where possible, to purchase satellite-based services from commercial providers. The Company believes that use of LEO systems like the ORBCOMM System will provide Government users with low-cost solutions, low probability of intercept and detection and worldwide availability. The Company believes that DoD programs have requirements that are unfulfilled by existing systems. Each program promotes the vision of extending communications down to individual soldiers and system operators. There is no dedicated DoD system available using inexpensive, small, lightweight communication units. The Company expects to compete to provide LEO service to the U.S. Government, including in connection with certain programs already announced by the U.S. Government.

     Future Markets. In addition to the markets and applications (such as those described above) that have already displayed a demand for mobile data and messaging communications services, the Company believes that with the full deployment of the constellation, the ORBCOMM System's combination of capabilities will stimulate new demand, especially among potential messaging users. The Company expects that in the United States, the ORBCOMM System will complement existing and planned terrestrial wireless communications systems by providing coverage in geographic areas where such services are not offered or by enhancing data applications being provided through the PSTN or the public switched data network ("PSDN").

  Domestic Marketing

     The exclusive right to market the ORBCOMM System in the United States is held by ORBCOMM USA. ORBCOMM USA has developed a comprehensive marketing plan that includes distribution, applications development, customer service and pricing strategies. While offering commercial intermittent service, ORBCOMM USA is seeking to build an initial base of subscribers in the United States and expand on its agreements with key channels of distribution. During the fully operational stage, ORBCOMM USA expects that its sales and marketing staff will primarily support indirect channels of distribution.

     ORBCOMM USA is in the process of negotiating and signing agreements with Resellers who purchase ORBCOMM System services directly from the Company and resell these services to end-users in a specific industry and/or market as part of a package that may include other products or services. In soliciting customers, the Reseller "adds value" to the basic service offering by bundling related applications software, hardware or product packaging for its respective industry or market segment. Mobile data carriers are expected to offer ORBCOMM System services by taking advantage of the ORBCOMM System's "gap-filler" properties as well as its geolocation and acknowledgment features. Such additional ORBCOMM partners are likely to come from such areas as paging, personal communications services ("PCS"), mobile data, cellular and intelligent transportation systems.

  System Architecture

     Overview. The ORBCOMM System has been designed to provide for the delivery and receipt of data communications and short, alphanumeric paging-like messages anywhere in the world on a highly efficient and cost-effective basis. ORBCOMM System satellites are designed specifically for the transmission of short messages. This design focus eliminates a number of complex and expensive components such as customized spot beams, on-board switching and high-powered amplifiers that are required on larger, more complex satellites designed to carry voice, video and data traffic. The less complex and more compact design of the ORBCOMM System satellites (approximately 95 pounds) reduces the cost and time of production and enables ORBCOMM to launch multiple satellites using a single, relatively low-cost launch vehicle. The ORBCOMM System uses a digital packet-switched communication protocol. ORBCOMM believes this design will provide it with a substantial cost advantage versus the communication protocols to be used by the proposed Big LEO systems such as Iridium and Globalstar. Unlike the ORBCOMM System, Big LEO systems, which are designed primarily for two-way voice traffic, are required to establish a circuit-oriented connection over their network to transmit even short messages, which significantly increases the per-message transmission cost for short messages.

     The two operational ORBCOMM System satellites have provided ORBCOMM with significant information regarding actual satellite performance in a space environment. As a result of analyzing this information, as well as information obtained prior to launch, ORBCOMM, in conjunction with Orbital, has undertaken a redesign of certain system elements of the satellites. ORBCOMM also continues to experience, from time to time, certain technical difficulties with the ORBCOMM network, including unplanned outages of certain electronic systems and subsystems on its initial two satellites resulting in the temporary inability to process subscriber communications. While ORBCOMM believes these technical difficulties have been addressed as experienced, and that none of these difficulties has resulted in a significant degradation of satellite performance, there can be no assurance that performance degradation in these two satellites will not occur in the future.

     The ORBCOMM System consists of four operational segments: (i) a base space segment consisting of a constellation of 28 LEO satellites; (ii) a ground segment consisting of Gateways, the major elements of which include Earth stations sending and receiving signals and a message switching system that processes the message traffic; (iii) a control segment to monitor and manage the flow of information through the system; and (iv) a subscriber segment consisting of communicators used by subscribers to transmit and receive messages to and from nearby satellites.

     Space Segment. The base Space Segment will consist of a constellation of 28 satellites comprising three planes of eight satellites and two planes of two satellites in highly inclined orbits (of which one plane of two satellites has been launched), all at approximately 775 kilometers above the Earth. The two in-orbit satellites are in a 70 degrees inclined plane at an altitude of approximately 740 kilometers. The MicroStar(TM) satellites are produced by Orbital and generally will be deployed in groups of eight using Orbital's Pegasus(R) XL launch vehicle. Two satellites are to be placed in a high-inclination orbit using an Orbital Taurus(R) launch vehicle. The design of the remaining 26 satellites (as well as the eight ground spare satellites) is expected to be substantially identical.

     Under the terms of the ORBCOMM System Procurement Agreement (the "Procurement Agreement") between Orbital and ORBCOMM, ORBCOMM is purchasing, among other things, 34 LEO satellites and launch services for 26 satellites. Eight of the 34 satellites may be used as ground spares and launched in the event of the loss of satellites as a result of a launch failure or in-orbit satellite failure. In the event such satellites are not needed for such purpose, ORBCOMM intends to launch these satellites as an additional plane of eight, as authorized by the FCC License. This would increase global coverage and provide additional system redundancy. Except for the communications software, which is the responsibility of ORBCOMM, Orbital is responsible for the performance of the satellites, the U.S. Earth stations and the satellite management functionality of the Network Control Center ("NCC").

     The ORBCOMM network is unique in that both the Ground Segment and the Subscriber Segment (described below) communicate with the satellites in the same band, thus eliminating the design complexity, as well as the associated mass, power and cost, of supporting multiple radio payloads on a single satellite. The satellites also contain an intelligent packet-routing capability, including a limited store-and-forward capability.

     Ground Segment. The Ground Segment consists of Gateways strategically located throughout the world. The role of the Gateway is to provide access to the Space Segment and interface to public and private data networks. The major elements of a Gateway include:

     - Earth stations, each of which is composed of two radomes, with enclosed VHF tracking antennae, one of which is redundant, associated pedestal, controller, and radio equipment;

     - Gateway Message Switching System, which processes the message traffic and provides the interconnection to the terrestrial networks; and

     - Gateway Management System, which manages the Gateway elements.

     To provide real time services using the ORBCOMM System in a particular geographic region, an appropriately located Gateway is required. Substantially all elements of the U.S. Gateway have been constructed, including four Earth stations located in New York, Arizona, Georgia and Washington. ORBCOMM International has entered into agreements with six International Licensees for the construction of Gateways outside the United States and expects to enter into similar additional agreements in connection with the execution of new Service License Agreements. The cost and implementation of these Gateways is expected to be borne by the International Licensees.

     The Gateway satellite links have been designed to make use of single uplink and downlink channels for all ORBCOMM System satellites by using a Time Division Multiple Access ("TDMA") protocol. This protocol will permit multiple Gateways to communicate simultaneously with a single satellite. The TDMA protocol has several advantages, including the ability to provide a virtually seamless handover of a satellite from Earth station to Earth station under the centralized control of the NCC.

     Control Segment. The Control Segment monitors and manages all network elements to ensure continuous, consistent operations in the provision of quality service. The Control Segment is housed at the NCC. ORBCOMM is constructing a new NCC, which is scheduled to be completed during the third quarter of 1997, that will allow ORBCOMM to control, monitor and administer the 28 satellite constellation and ground control assets.

     The Control Segment systems include a network management system that presents the status of all network elements and a space vehicle management system. Through the U.S. Gateway, managed from the NCC, ORBCOMM has access to the Space Segment for command and control purposes, although, consistent with the rules and regulations of the FCC, OCC maintains ultimate control over the ORBCOMM System.

     Subscriber Segment. The Subscriber Segment consists of various models of Subscriber Communicators that are generally designed to support specific application needs of users. The Subscriber Communicator models will include: (i) vehicular/battery-powered Subscriber Communicators that could be used in asset tracking, cargo monitoring, or vehicular operation monitoring; (ii) externally powered Subscriber Communicators for fixed applications such as pipeline monitoring, remote device control, or environmental monitoring; and (iii) self-contained, battery- and/or solar-powered Subscriber Communicators that would support applications where commercial or other external power is not available, including personal messaging applications.

SUMMARY SATELLITE DATA

     The most significant characteristics of the satellites that comprise the ORBCOMM System, such as their design specifications, coverage and design life, as well as licensing and launch information for the satellites, are summarized in the following table.

                      NUMBER OF                   LAUNCH                          DESIGN
                    SATELLITES(1)     PLANE      VEHICLE         LICENSED          LIFE
                    -------------   ----------  ----------  ------------------    -------
A. OPERATIONAL(2)
   1. FM 1-2              2         70 degrees  Pegasus     October 20, 1994(3)   4 Years
B. LICENSED
   1. FM 3-4              2         70 degrees  Taurus(4)   October 20, 1994      5 Years
   2. FM 5-12             8         45 degrees  Pegasus XL  October 20, 1994      5 Years
   3. FM 13-20            8         45 degrees  Pegasus XL  October 20, 1994      5 Years
   4. FM 21-28            8         45 degrees  Pegasus XL  October 20, 1994      5 Years
   5. FM 29-36(5)         8         45 degrees  Pegasus XL  October 20, 1994      5 Years

---------------
(1) Each of the satellites that comprise the ORBCOMM System is an Orbital MicroStar satellite, measuring approximately 41 inches in diameter, 6.5 inches in height, 170 inches in deployed length and 88 inches in "deployed width at solar arrays."

(2) The two ORBCOMM System satellites that are in orbit provide communications availability in the United States for approximately 10% of each 24-hour period (eight to ten passes over a fixed point on the Earth's surface each day), with maximum outages of approximately nine hours.

(3) The license for the ORBCOMM System issued to OCC by the FCC on October 20, 1994 supersedes the earlier experimental licenses granted to OCC and includes the two satellites launched by OCC in April 1995. The October 20, 1994 license grants OCC the authority to construct, launch and operate 36 LEO satellites in the United States.

(4) These two satellites are intended to be launched as a secondary payload on a Taurus launch vehicle, also manufactured by Orbital.

(5) These eight satellites represent ground spares that may be deployed as a fourth plane by ORBCOMM, provided that, subject to FCC approval, ORBCOMM may determine not to so deploy such satellites.

COMPETITION

     Competition in the communications industry is intense, fueled by rapid and continuous technological advances and alliances between industry participants seeking to use such advances on an international scale to capture significant market share. The ORBCOMM System is the only commercial Little LEO system to be licensed fully for all segments of its system within the United States. ORBCOMM inaugurated commercial service on February 1, 1996, becoming the first commercial Little LEO mobile satellite service provider. The Company believes that commencement of commercial service by ORBCOMM provides it with a substantial head start in developing markets, distribution systems, applications and customers in the United States. The Company expects that potential competitors will include other Little LEO systems, such as Starsys Global Positioning, Inc. ("Starsys"), Big LEO systems, such as the Iridium and Globalstar systems and several existing and planned geosynchronous Earth orbit ("GEO") systems such as the American Mobile Satellite Corporation system.

     Starsys is licensed to construct and operate a multiple-satellite constellation that, if deployed, could compete directly with the ORBCOMM System. Starsys employs code division multiple access ("CDMA") modulation (spread spectrum) that must operate in spectrum that is allocated on both a "primary" and "secondary" basis to Little LEO services. As a result, Starsys will operate at low power levels to avoid interference to other services. The low power levels result in a maximum transmission rate of 600 bps from Subscriber Communicators compared with 2,400 bps for the ORBCOMM System. In addition, the U.S. Government has imposed a channel occupancy limit on Starsys of 25% of that permitted for the ORBCOMM System to prevent interference to existing U.S. Government systems. The Company believes that no operational Starsys satellites will be launched until 1998 at the earliest, and that completion of the network will not be accomplished before 2000.

     One other entity has been licensed by the FCC to provide Little LEO satellite services in the United States. Volunteers in Technical Assistance ("VITA"), a not-for-profit organization, has been licensed for one of the two satellites for which it applied. VITA will use a small amount of uplink and downlink spectrum to transmit health, research and scientific data on a delayed basis between developing countries and the United States. VITA's first satellite was destroyed in 1995 as a result of a launch vehicle failure. VITA has requested that the FCC authorize it to launch a replacement satellite. It is expected that the FCC will authorize VITA to launch a replacement satellite.

     The Company does not expect that any of the other proposed Little LEO systems participating in a second licensing round before the FCC will be in a position to offer competing real time data and messaging communications services before the year 2000. Even if the FCC were to license one or more of these other applicants, ORBCOMM holds a substantial advantage over these potential competitors by virtue of its having already obtained FCC licensing for all elements of its system in the United States, by achieving, in large part, international coordination of its designated frequencies through the ITU, and having already designed, constructed and deployed a fully functional, end-to-end system. Over the course of the next several years, ORBCOMM is expected to obtain further advantages over these potential competitors by (i) launching the remaining satellites in the ORBCOMM System, (ii) signing agreements with additional Subscriber Communicator manufacturers, (iii) signing additional reseller agreements through the Company, (iv) signing additional Service License Agreements through ORBCOMM International and (v) expanding its marketing activities generally as the ORBCOMM System matures.

     Plans for other Little LEO systems have been announced in Russia, France, Tonga, Brazil, Mexico, Uganda, Australia and Korea. However, with the sole exception of the French candidate system, the

ORBCOMM System and those of the other U.S. licensees are expected to occupy all but a small portion of the allocated spectrum and are protected from harmful interference from all other systems.

     The Big LEO systems, which will operate LEO mobile satellite systems using radio frequencies above 1 GHz, are not expected to be ready for real time, uninterrupted service before 1998. In addition, all the Big LEO systems are designed primarily to provide two-way voice services which require larger, more complex satellites than the ORBCOMM System satellites, and larger constellations to provide coverage. As a result, the cost of the Big LEO systems is significantly greater than those of the ORBCOMM System. Based on filings with the FCC, Iridium anticipates an initial service date in 1998 for a proposed 66-satellite constellation to provide voice and other communications services at usage charges of approximately $3.00 per minute plus tail charges (land-line extension charges). The total system cost is expected to be approximately $4.7 billion. The Globalstar system is expected to cost approximately $2.5 billion and consists of a constellation of 48 satellites with usage charges of approximately $0.55 per minute. The announced objective service date for the Globalstar system is in 1998.

     Satellite-based communications systems are characterized by high up-front costs and relatively low marginal costs of providing service. A number of Big LEO and Little LEO systems are being constructed or proposed, and while the proponents of these systems foresee substantial demand for the services they will provide, the actual level of demand will not become known until such systems are constructed, launched and begin operations. Big LEO and GEO systems are designed primarily to provide two-way voice services, which require larger, more complex satellites and require a circuit-oriented connection over their network to transmit even short messages, which significantly increases their per-message cost for such short messages. However, these systems could seek to offer services similar to those offered by the ORBCOMM System. In such case, price competition could be intense.

     The ORBCOMM System is not intended to compete directly with existing and planned terrestrial messaging and data systems including cellular paging systems. The Company believes that the ORBCOMM System will complement these services, including the cellular and paging services provided by TIW or TRI, which provide low-cost services primarily in metropolitan areas where subscriber densities justify construction of radio towers. Such systems generally do not have sufficient coverage outside metropolitan areas, making them less attractive to some vertical markets such as field service operations and trucking, where assets spend large portions of their operating time outside terrestrial system coverage areas. The ORBCOMM System presents an attractive complement to tower-based services because it can provide geographic gap-filler service at affordable costs without the need for additional infrastructure investment.

     It is expected that as terrestrial communications services expand to regions that are underserved or not served by wireline or cellular services, demand for ORBCOMM System service in these regions may be reduced. The Company may also face competition in the future from companies using new technologies and new satellite systems. A number of these new technologies, even if they are not ultimately successful, could have an adverse effect on the Company. The Company's business would be adversely affected if competitors begin operations or existing or new communications service providers penetrate its target markets before completion of the ORBCOMM System. Additionally, as with any satellite-based system, the ORBCOMM System will function when there is an unobstructed line-of-sight between the user and one or more of the ORBCOMM System satellites overhead, and services will not be available inside buildings or other similar structures. There can be no assurance that these characteristics will not adversely affect subscriber demand for the ORBCOMM System.

REGULATION

  United States FCC Regulation

     Regulatory History of ORBCOMM System. All commercial non-voice, non-geosynchronous ("NVNG") satellite systems, including Little LEO systems such as the ORBCOMM System, in the United States are subject to the regulatory authority of the FCC, which is the U.S. agency with jurisdiction over commercial uses of the radio spectrum. Little LEOs must obtain an authorization from the FCC to construct and launch their satellites and to operate their satellites to provide services in assigned spectrum segments.

     On February 28, 1990, OCC filed an application with the FCC for a Little LEO system and on March 13, 1992 and May 28, 1993, the FCC awarded OCC experimental licenses to develop and test a limited Little LEO service. These licenses, plus other licenses previously granted to OCC, permitted the launch of two satellites, the construction of two ground stations, the development and production of 1,000 subscriber terminals and the marketing of revenue-producing services.

     On October 20, 1994, the FCC License was issued to OCC. Pursuant to the FCC License, OCC was granted authority by the FCC to construct, launch and operate an additional 34 satellites located 775 kilometers above Earth, in four inclined orbital and two near-polar planes, for the purpose of providing two-way data and message communications and position determination services in certain specified segments of the radio frequency spectrum. The FCC License grants OCC the authority to operate in certain segments of the radio frequency spectrum for its uplink and downlink functions.

       Uplink:         148.0-149.9 MHz
       Downlink:       137.0-138.0 MHz and 400.075-400.125 MHz

     The FCC License is for private carriage and extends ten years from the operational date of the first ORBCOMM satellite, FM1, which was April 3, 1995. The milestone requirements of the FCC License mandate that OCC launch its first two satellites by December 1998 and its remaining 34 authorized satellites by December 2000. OCC has already met the first milestone with the launch of its first two satellites, FM1 and FM2, in April 1995. OCC has set an aggressive launch schedule for 26 satellites that, if successful, will result in OCC reaching the second milestone by the end of the first quarter of 1998, subject to receipt of FCC approval by such date in the event ORBCOMM determines not to deploy the eight ground spares as a fourth plane. In addition, OCC is required, three years prior to the expiration of the FCC License, to apply for a license renewal. Although the FCC has indicated that it is inclined to grant license renewals, it is not certain that OCC's license would be renewed should it apply.

     Under the terms of a coordination agreement between Starsys and OCC, which was incorporated into the terms of the FCC License, OCC is required to shut down its left-hand circular polarization ("LHCP") satellite-to-subscriber downlink channels under certain circumstances when operation of such channels would interfere with the Starsys system. To further lessen the possibility of co-polarization interference, OCC also agreed to modify its frequency plan to locate its LHCP channels in the lower portion of the 137.0-138.0 MHz band. Although this agreement only applies to OCC's domestic operations, the FCC reserved the right to consider extending these coordination provisions to OCC's international operations if notified of actual sharing difficulties between the ORBCOMM System and Starsys.

     In 1995, the FCC granted OCC licenses to operate four Earth stations in the continental United States and granted OCC a blanket license to deploy up to 200,000 Subscriber Communicators. Thus, the ORBCOMM System is the only commercial Little LEO system to be licensed fully for all segments of its system within the United States.

     Second Processing Round. On November 16, 1994, the FCC closed the application filing period for applications for other proposed NVNG satellite systems. There are seven NVNG applicants in the second processing round (including OCC), each of which proposes to operate in all or part of the same frequencies as the ORBCOMM System in the United States.

     In its second round application before the FCC, OCC seeks authorization to construct 12 more satellites to improve its high-latitude coverage over Alaska, Canada and Europe, as well as to provide additional capacity and greater in-orbit redundancy. This proposal would require the FCC to allocate an additional 90 kHz of spectrum in the 137-138 MHz downlink to OCC. OCC also has requested use of an additional 50 kHz in the 149.9-150.05 MHz band for a worldwide gateway uplink. This spectrum, while registered to OCC, is occupied by Russian military satellite downlinks.

     Although the FCC has closed the second processing round for NVNG systems, it has not yet licensed any of the second round applicants. On October 29, 1996, the FCC issued a Notice of Proposed Rulemaking (the "Notice") that sets forth proposed rules for the second licensing round for Little LEO systems. In the Notice, the FCC indicated that there was sufficient spectrum available for only one to three additional licensees. Due to the scarcity of spectrum, the FCC proposed to limit the second processing round to applicants who were not licensed in the first processing round and are not affiliated with companies licensed in the first processing round. In addition, to the extent there are mutually exclusive applicants in the second round, the FCC has sought comments on whether it should conduct an auction for the available licenses. The FCC anticipates that it will issue a final order on licensing rules by April 1997 and that it will proceed to licensing promptly thereafter. If the FCC's proposal to limit the second licensing round to "new" applicants is adopted and upheld, it would exclude OCC from participation in the second round. If OCC is in fact excluded from the second licensing round, OCC would likely only obtain additional spectrum to provide expansion capacity for the ORBCOMM System if additional spectrum is subsequently allocated for use by Little LEO systems.

     Request for Modification of FCC License. On October 20, 1995, OCC submitted to the FCC a request for modification of the FCC License (the "Modification Request"), proposing to reduce each of the ORBCOMM System satellites' subscriber downlinks operating in the 137-138 MHz band from two to one, while changing the downlink data rate to a selectable rate of either 4.8 or
9.6 kbps, which would reduce the ORBCOMM System's overall bandwidth requirements by 40 kHz. OCC also proposed to continue to operate at 4.8 kbps in high-inclination planes, and at 56 kbps in the gateway downlink on all satellites. The Modification Request would eliminate the need for OCC to shut down its LHCP when in view of a Starsys Earth station and thus obviate many of the restrictions imposed on the ORBCOMM System under the terms of the FCC License. In addition, the Modification Request would facilitate coordination of the ORBCOMM System with Russian meteorological satellites operating in this bandwidth and could facilitate OCC's coordination efforts with the proposed French S/80-1 satellite system. Several of the other second round applicants have filed comments with the FCC opposing the Modification Request. The Modification Request has now completed the public comment cycle and OCC believes that the Modification Request will be granted within the next several months. Should the FCC fail to grant the Modification Request, it could have a material adverse effect on the ORBCOMM System.

  International Regulation

     ITU Spectrum Allocations. The ORBCOMM System operates both in the United States and internationally using frequencies allocated for Little LEO systems in the International Table of Frequency Allocations (the "International Table"). The International Table identifies radio frequency segments that have been designated for specific radio services by the member nations of the International Telecommunications Union (the "ITU"). Major portions of the 137 to 150 MHz band and a narrow portion of the spectrum band at 400 MHz have been allocated on a global basis to Little LEO systems. The specific frequency allocations for uplink and downlink operations include the following:

         Uplink:           148.0-149.9 MHz (1.9 MHz on a primary basis)
         Downlink:         137.0-138.0 MHz (675 kHz on a primary basis; 325 kHz on a
                           secondary basis)
                           400.15-401.00 MHz (850 kHz on a primary basis)

     In addition, 3 MHz of uplink and 3 MHz of downlink frequencies have been allocated on a secondary basis in the 300 MHz band. The band 400.075-400.125 MHz licensed for use by the ORBCOMM System already was allocated previously on a global basis to Time and Frequency Standard service and OCC's planned use of this bandwidth complies with the regulations governing its use.

     A designation of "primary" places the Little LEO systems on an equal footing with existing users of these frequencies, subject to the provision that they not interfere with those services or constrain their growth and, with respect to certain countries and certain frequency bands, that the Little LEO systems not claim protection from those other services. A "secondary" designation means that the other users of the same frequencies have priority over the Little LEO systems and are not required to accommodate or avoid interference with them.

     ITU Coordination. The United States, on behalf of OCC, is required to coordinate the frequencies used by the ORBCOMM System through the ITU. ITU frequency coordination is a necessary prerequisite to obtaining interference protection from other satellite systems. The United States through the FCC, on behalf of OCC, notified the ITU that the ORBCOMM System was placed in service on April 3, 1995 and that it has operated without complaints of interference since that time. The FCC also informed the ITU that OCC has successfully completed its coordination with all other administrations except Russia and France and the FCC has notified (registered) the ORBCOMM System with the ITU except for Russia and France. OCC believes that the Modification Request would facilitate its coordination efforts with Russia and could facilitate its coordination efforts with France. OCC expects that it will successfully complete the ITU coordination process with Russia and with France in 1997, at which time the ORBCOMM System will be fully registered with the ITU and accorded protection from interference from any other subsequently developed system.

     ITU coordination is also required for the uplink ground segment of the ORBCOMM System, but is the responsibility of individual administrations. Depending on the location of particular ground stations, the applicable coordination distance specified in the ITU procedures may extend across international boundaries and require coordination by more than one government authority.

     Coordination with Intelsat and Inmarsat. Pursuant to the Intelsat treaty, international satellite operators are required to demonstrate that they will not cause economic or technical harm to Intelsat. OCC was notified in March 1995 that this coordination with Intelsat has been completed successfully. The Inmarsat treaty similarly requires both technical and economic harm coordination. OCC was notified in October 1995 that it had successfully completed both technical and economic coordination with Inmarsat.

EMPLOYEES

     As of December 31, 1996, ORBCOMM USA had 17 full-time employees, none of whom is subject to any collective bargaining agreement. The Company's management considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

     The Company shares approximately 31,000 square feet of office space in Dulles, Virginia, which is leased by ORBCOMM from Orbital.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any pending legal proceedings material to its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company is a Delaware limited partnership that is owned 98% by ORBCOMM and 2% by OCC. There is no public trading market for any securities of ORBCOMM USA. To date, no cash dividends have been paid by ORBCOMM USA to either ORBCOMM or OCC and the Company does not intend to do so in the near future.

     There are no distributions required to be made to the partners of the Company other than a minimum annual distribution required by the Partnership Agreement of ORBCOMM USA in the amount of (i) 40%, multiplied by the lesser of
(a) such partners distributive share of the Company's taxable income for the preceding year, and (b) the excess, if any, of cumulative Net Income (as defined) over cumulative Net Loss (as defined) allocated to such partner since the inception of the Company. All other distributions are to be made at the discretion of the partners. Pursuant to the covenants contained in the Indenture dated August 7,

1996 among ORBCOMM, Capital, ORBCOMM USA, ORBCOMM International, OCC, Teleglobe Mobile and Marine Midland Bank, as trustee (the "Indenture") governing the Notes, no additional cash distributions are permitted to be made to the partners of the Company other that those distributions that satisfy the requirements of the various limitations on "Restricted Payments" contained in the Indenture.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected income and expense data of ORBCOMM USA for the years ended December 31, 1994, 1995 and 1996 and the selected balance sheet data of ORBCOMM USA at December 31, 1993, 1994, 1995 and 1996 have been derived from the audited financial statements of ORBCOMM USA. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements of ORBCOMM USA and notes thereto included elsewhere in this report.

                                                        YEAR ENDED DECEMBER 31,
                                          ---------------------------------------------------
                                          1993(1)        1994          1995          1996
                                          --------    ----------    ----------    -----------
Income and Expense Data:
  Total income(2).......................  $749,262    $2,093,289    $1,360,328    $   240,248
  Excess (deficiency) of income over
     expenses...........................         0             0      (870,684)    (3,005,758)

                                                                  DECEMBER 31,
                                                ------------------------------------------------
                                                  1993        1994        1995          1996
                                                --------    --------    ---------    -----------
Balance Sheet Data:
  Total assets................................  $10,000     $10,000     $  10,000    $    53,932
  Long-term debt..............................        0           0             0              0
  Partners' capital...........................   10,000      10,000      (860,684)    (3,866,442)

---------------
(1) For the period June 30, 1993 (date of inception) through December 31, 1993.
(2) ORBCOMM USA is a development stage enterprise and had no significant system revenue.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     In 1993, the Company was formed by Orbital, acting through OCC, and Teleglobe, acting through Teleglobe Mobile. The Company was formed to serve as a marketing partnership, with the exclusive right to market the ORBCOMM System in the United States. In 1995, ORBCOMM became a 98% general and limited partner in the Company, reducing OCC's direct partnership interest to 2% and eliminating Teleglobe Mobile's direct partnership interest entirely.

     On August 7, 1996, ORBCOMM and Capital completed the Old Notes Offering. In January 1997, all of the Old Notes were exchanged for the Notes, which are substantially similar to the Old Notes, except that the Notes are registered under the Securities Act of 1933, as amended. The Notes are fully and unconditionally guaranteed on a joint and several basis by OCC, Teleglobe Mobile, ORBCOMM USA and ORBCOMM International, except that the guarantees are nonrecourse to the shareholders and/or partners of the guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law.

ORGANIZATIONAL STRUCTURE; FINANCIAL REPORTING

     Pursuant to the terms of the Partnership Agreement of ORBCOMM USA, OCC generally controls the operational and financial affairs of ORBCOMM USA.

     ORBCOMM USA pays to OCC an Output Capacity Charge that is a quarterly fee equal to 23% of its total service revenues for such calendar quarter in exchange for the exclusive right to market, sell, lease and franchise all ORBCOMM System output capacity in the United States and exclusive use of the tangible assets (including software) to be delivered to ORBCOMM pursuant to certain procurement agreements (the "System Assets") located in the United States. In consideration of the construction and financing of the System Assets, OCC, in turn, pays to ORBCOMM a System Charge that is a quarterly fee equal to the Output Capacity Charge minus 1.15% of Total Aggregate Revenues, defined as the total of ORBCOMM USA and ORBCOMM International total system service revenues.

SERVICE ROLL-OUT

     The roll-out of ORBCOMM System services will occur in two stages. Commercial intermittent service commenced in the United States in February 1996. ORBCOMM USA serves several U.S. market segments that can benefit from intermittent data communications services, such as oil and gas pipeline monitoring, certain environmental monitoring, and tracking and positioning applications. As additional satellites are added to the constellation, it will become possible to serve additional market segments such as certain messaging applications that require real time services. Two additional satellites are planned to be launched on a Taurus launch vehicle and an additional eight satellites are planned to be launched on a Pegasus XL launch vehicle during the third quarter of 1997. Service outside the United States will be provided as International Licensees receive regulatory approval and build network ground systems.

     To facilitate the introduction and development of commercial service, ORBCOMM procured several thousand Subscriber Communicators from certain of its Subscriber Communicator manufacturers. In addition, ORBCOMM USA provides subscriber communicator hardware to commercial customers. ORBCOMM believes that this inventory will be sufficient to support certain market sales activities into the second half of 1997.

REVENUE

     During the period of commercial intermittent service, ORBCOMM USA is building an initial base of subscribers in the United States through the negotiation and execution of agreements with Resellers. Resellers purchase ORBCOMM System services directly from ORBCOMM USA and resell these services to end-users in a specific industry and/or market.

     In the United States, service pricing is based on many variables, including the availability and cost of substitute services, the cost of providing service and the nature of the user application. Pricing generally incorporates an initial registration charge, a recurring monthly charge for access to the ORBCOMM System and usage charges based on the customer's activity. In charging for registration, access and usage, ORBCOMM USA has developed a pricing structure in the United States that suits the initial markets addressed by the existing two-satellite system. Priority and other real time messaging pricing will be developed as the full deployment of satellites in the ORBCOMM System occurs. It is likely that multiple pricing alternatives will be offered in the United States, including peak/off-peak, volume discounts and annual contract commitment options.

RESULTS OF OPERATIONS -- ORBCOMM USA

     Income. In 1994 and 1995, ORBCOMM USA performed marketing activities for the U.S. market pursuant to a contract with OCC (the "System Charge Agreement"), whereby OCC reimbursed ORBCOMM USA for all marketing costs incurred. Accordingly, ORBCOMM USA recognized contract revenues of approximately $2,093,000 and $1,360,000 for the years ended December 31, 1994 and 1995, respectively. The U.S. marketing service portion of the System Charge Agreement expired in 1995. During 1996, ORBCOMM USA recognized its first revenues relating to the provision of products and services of approximately $240,000.

     Expenses. ORBCOMM USA incurred approximately $2,984,000 of marketing and administrative expenses and $262,000 of cost of product sales for the year ended December 31, 1996, once the ORBCOMM System began operations. Pursuant to the System Charge Agreement, ORBCOMM USA incurred contract marketing costs of approximately $2,093,000 and $1,360,000 for the years ended December 31, 1994 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     ORBCOMM USA is currently in development stage and obtains funds to support operations through non-interest bearing advances from ORBCOMM.

     Payments by OCC to the Company for U.S. marketing services were based on the Company's monthly costs incurred. ORBCOMM USA received approximately $2,093,000, $1,360,000 and $0, from OCC as reimbursement of costs for U.S. marketing services for the years ended December 31, 1994, 1995 and 1996, respectively.

     The Notes contain a revenue participation feature providing for payment by ORBCOMM, on each interest payment date, of interest ("Revenue Participation Interest") in an aggregate amount equal to 5.0% of System Revenue (as defined in the Indenture) for the six-month period ending on December 31 or June 30 most recently completed prior to such interest payment date. ORBCOMM is not required to pay any Revenue Participation Interest, however, until the Credit Parties Fixed Charge Coverage Ratio (as defined in the Indenture) for the four consecutive fiscal quarters last completed prior to such interest payment date equals or exceeds 2.0:1. The Notes are fully and unconditionally guaranteed on a joint and several basis by OCC, Teleglobe Mobile, ORBCOMM USA and ORBCOMM International. The guarantees are nonrecourse to the shareholders and/or partners of the guarantors.

     There are no distributions required to be made to the partners of the Company other than a minimum annual distribution required by the ORBCOMM USA Partnership Agreement in the amount of (i) 40%, multiplied by the lesser of (a) such partners' distributive share of the Company's taxable income for the preceding year, and (b) the excess, if any, of cumulative Net Income (as defined) over cumulative Net Loss (as defined) allocated to such partner since the inception of the Company. All other distributions are to be made at the discretion of the partners. See Item 13, The Partnership Agreement -- Allocations and Distributions. Pursuant to the covenants contained in the Indenture, no additional cash distributions are permitted to be made to the partners of the Company other that those distributions that satisfy the requirements of the various limitations on "Restricted Payments" contained in the Indenture. To the extent that such requirements are met and the partners receive additional cash distributions from the Company beyond that required by the ORBCOMM USA Partnership Agreement, this could negatively impact the Company's liquidity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

ORBCOMM USA, L.P.
  Independent Auditors' Report..............................   18
  Balance Sheets as of December 31, 1995 and 1996...........   19
  Statements of Income and Expenses for the Years Ended
     December 31, 1994, 1995 and 1996 and Total Accumulated
     During Development Stage through December 31, 1996.....   20
  Statements of Partners' Capital for the Years Ended
     December 31, 1993, 1994, 1995 and 1996.................   21
  Statements of Cash Flows for the Years Ended December 31,
     1994, 1995 and 1996 and Total Cash Flows During
     Development Stage through December 31, 1996............   22
  Notes to Financial Statements.............................   23

                          INDEPENDENT AUDITORS' REPORT

The Partners
  ORBCOMM USA, L.P.:

     We have audited the accompanying balance sheets of ORBCOMM USA, L.P. ("ORBCOMM USA") (a development stage enterprise) as of December 31, 1996 and 1995, and the related statements of income and expenses, partners' capital, and cash flows for each of the years in the three year period ended December 31, 1996 and for the period from June 30, 1993 (date of inception) to December 31, 1996. These financial statements are the responsibility of ORBCOMM USA's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ORBCOMM USA (a development stage enterprise) as of December 31, 1996 and 1995, and the results of its income and expenses and its cash flows for each of the years in the three year period ended December 31, 1996 and for the period from June 30, 1993 (date of inception) to December 31, 1996, in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Washington, DC
January 31, 1997

                               ORBCOMM USA, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                1995          1996
                                                              ---------    -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  10,000    $         0
  Receivable -- Orbital Communications Corporation..........          0          9,427
  Accounts receivable.......................................          0         44,505
                                                              ---------    -----------
          TOTAL ASSETS......................................  $  10,000    $    53,932
                                                              =========    ===========

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
  Accounts payable..........................................  $ 177,100    $   120,089
  Other current liabilities.................................     32,230        222,061
                                                              ---------    -----------
     Total Current Liabilities..............................    209,330        342,150
  Amount due to ORBCOMM Global, L.P. .......................    661,354      3,578,224
                                                              ---------    -----------
     Total Liabilities......................................    870,684      3,920,374

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
  Orbital Communications Corporation........................    (17,214)       (77,329)
  ORBCOMM Global, L.P.......................................   (843,470)    (3,789,113)
                                                              ---------    -----------
     Total Partners' Capital................................   (860,684)    (3,866,442)
                                                              ---------    -----------
          TOTAL LIABILITIES AND PARTNERS' CAPITAL...........  $  10,000    $    53,932
                                                              =========    ===========

              (See accompanying notes to the financial statements)

                               ORBCOMM USA, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       STATEMENTS OF INCOME AND EXPENSES

                                                                                        TOTAL
                                                                                     ACCUMULATED
                                                                                       DURING
                                                                                     DEVELOPMENT
                                                 YEAR ENDED DECEMBER 31,            STAGE THROUGH
                                         ---------------------------------------    DECEMBER 31,
                                            1994          1995          1996            1996
                                         ----------    ----------    -----------    -------------
INCOME:
  Product sales........................  $        0    $        0    $   229,236     $    229,236
  Contract revenues....................   2,093,289     1,360,328              0        4,202,879
  Service revenues.....................           0             0         11,012           11,012
                                         ----------    ----------    -----------     ------------
     Total Income......................   2,093,289     1,360,328        240,248        4,443,127

EXPENSES:
  Cost of product sales................           0             0        262,120          262,120
  Marketing and administrative
     expenses..........................   2,093,289     2,231,012      2,983,886        8,057,449
                                         ----------    ----------    -----------     ------------
     Total Expenses....................   2,093,289     2,231,012      3,246,006        8,319,569
                                         ----------    ----------    -----------     ------------

EXCESS (DEFICIENCY) OF INCOME OVER
  EXPENSES.............................  $        0    $ (870,684)   $(3,005,758)    $ (3,876,442)
                                         ==========    ==========    ===========     ============

              (See accompanying notes to the financial statements)

                               ORBCOMM USA, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                        STATEMENTS OF PARTNERS' CAPITAL

                                              TELEGLOBE      ORBITAL
                                               MOBILE     COMMUNICATIONS     ORBCOMM
                                              PARTNERS     CORPORATION     GLOBAL, L.P.      TOTAL
                                              ---------   --------------   ------------   -----------
  Capital contributions.....................   $ 1,500       $  8,500      $         0    $    10,000
  Excess (deficiency) of income over
     expenses...............................         0              0                0              0
                                               -------       --------      -----------    -----------
PARTNERS' CAPITAL, DECEMBER 31, 1993........     1,500          8,500                0         10,000

  Excess (deficiency) of income over
     expenses...............................         0              0                0              0
                                               -------       --------      -----------    -----------
PARTNERS' CAPITAL, DECEMBER 31, 1994........     1,500          8,500                0         10,000

  Capital transfer..........................    (1,500)        (8,300)           9,800              0
  Excess (deficiency) of income over
     expenses...............................         0        (17,414)        (853,270)      (870,684)
                                               -------       --------      -----------    -----------
PARTNERS' CAPITAL, DECEMBER 31, 1995........         0        (17,214)        (843,470)      (860,684)

  Excess (deficiency) of income over
     expenses...............................         0        (60,115)      (2,945,643)    (3,005,758)
                                               -------       --------      -----------    -----------

PARTNERS' CAPITAL, DECEMBER 31, 1996........   $     0       $(77,329)     $(3,789,113)   $(3,866,442)
                                               =======       ========      ===========    ===========

              (See accompanying notes to the financial statements)

                               ORBCOMM USA, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS

                                                                                    TOTAL CASH
                                                                                   FLOWS DURING
                                                                                    DEVELOPMENT
                                                    YEAR ENDED DECEMBER 31,        STAGE THROUGH
                                               ---------------------------------   DECEMBER 31,
                                                1994       1995         1996           1996
                                               -------   ---------   -----------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Excess (deficiency) of income over
     expenses................................  $     0   $(870,684)  $(3,005,758)   $(3,876,442)
  ADJUSTMENTS TO RECONCILE EXCESS
     (DEFICIENCY) OF INCOME OVER EXPENSES TO
     NET CASH PROVIDED BY (USED IN) OPERATING
     ACTIVITIES:
     Increase in receivable -- Orbital
       Communications Corporation............        0           0        (9,427)        (9,427)
     Increase in accounts receivable.........        0           0       (44,505)       (44,505)
     Increase (decrease) in accounts
       payable...............................        0     177,100       (57,011)       120,089
     Increase in other current liabilities...        0      32,230       189,831        222,061
                                               -------   ---------   -----------    -----------
       NET CASH USED IN OPERATING
          ACTIVITIES.........................        0    (661,354)   (2,926,870)    (3,588,224)
                                               -------   ---------   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in amount due to ORBCOMM Global,
     L.P.....................................        0     661,354     2,916,870      3,578,224
  Partners' contribution.....................        0           0             0         10,000
                                               -------   ---------   -----------    -----------
       NET CASH PROVIDED BY FINANCING
          ACTIVITIES.........................        0     661,354     2,916,870      3,588,224
                                               -------   ---------   -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS....        0           0       (10,000)             0

CASH AND CASH EQUIVALENTS:
  Beginning of period........................   10,000      10,000        10,000              0
                                               -------   ---------   -----------    -----------

CASH AND CASH EQUIVALENTS:
  End of period..............................  $10,000   $  10,000   $         0    $         0
                                               =======   =========   ===========    ===========

              (See accompanying notes to the financial statements)

                               ORBCOMM USA, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS

(1)  THE ORBCOMM SYSTEM

  Organization

     In 1993, Orbital Communications Corporation ("OCC"), a majority owned subsidiary of Orbital Sciences Corporation ("Orbital"), and Teleglobe Mobile Partners ("Teleglobe Mobile"), a partnership established by affiliates of Teleglobe Inc. ("Teleglobe"), formed ORBCOMM Global, L.P. ("ORBCOMM" or the "Company"), a Delaware limited partnership. OCC and Teleglobe Mobile also formed two marketing partnerships, ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International"), to market services using the ORBCOMM low-Earth orbit satellite communications system (the "ORBCOMM System") in the United States and internationally, respectively. In 1995, ORBCOMM became a 98% General Partner in ORBCOMM USA, reducing OCC's General Partner interest to 2% and eliminating Teleglobe Mobile's interest entirely.

     Pursuant to the terms of the Agreement of Limited Partnership of ORBCOMM USA between OCC and ORBCOMM, action by ORBCOMM USA generally requires the approval of General Partners holding a majority of the participating percentages held by the General Partners, with OCC and Teleglobe Mobile each voting their direct and indirect participation percentages as a whole. OCC and Teleglobe Mobile each currently holds 51% and 49%, respectively, of the direct and indirect participation percentages of ORBCOMM USA. Accordingly, ORBCOMM USA's financial statements are included in OCC's consolidated financial statements.

  The ORBCOMM System Description

     ORBCOMM was created for the design, development, construction, integration, testing and operation of the ORBCOMM System. ORBCOMM intends to construct and implement the initial 28 satellite ORBCOMM System in two phases: the ORBCOMM Phase 1A System, consisting of the worldwide network control center (including the satellite management system), the U.S. Gateway control center, four U.S. Earth stations and two satellites; and the ORBCOMM Phase 1B System, consisting of the ORBCOMM Phase 1A System, three additional planes each consisting of eight satellites and one plane consisting of two high-inclination satellites.

     Orbital is the primary supplier of the communications satellites, launch vehicles and U.S. ground systems and successfully launched the ORBCOMM Phase 1A System satellites in April 1995. The ORBCOMM Phase 1A System began commercial intermittent service in early 1996.

  The Output Capacity Charge and the U.S. Marketing Services

     Pursuant to the terms of the System Charge Agreement between OCC and ORBCOMM USA, ORBCOMM USA has agreed to pay OCC an Output Capacity Charge that is a quarterly fee equal to 23% of its total aggregate service revenues for such calendar quarter in exchange for the exclusive right to market, sell, lease and franchise all ORBCOMM System output capacity in the United States and for the exclusive use of the System Assets in the United States.

     Additionally, pursuant to the terms of the System Charge Agreement, through September 12, 1995 ORBCOMM USA furnished all management, labor, facilities and material necessary to perform, on a best efforts basis, certain marketing services in the United States (the "U.S. Marketing Services"), on a cost-reimbursable basis. The U.S. Marketing Services portion of the System Charge Agreement expired on September 12, 1995.

                               ORBCOMM USA, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(1)  THE ORBCOMM SYSTEM -- (CONTINUED)

  Regulatory Status

     Construction and operation of communications satellites in the United States requires licenses from the Federal Communications Commission (the "FCC"). OCC has been granted full operational authority for the ORBCOMM System by the FCC. Similar licenses are required from foreign regulatory authorities to permit ORBCOMM System services to be offered outside the United States. Primary responsibility for obtaining licenses outside the United States will reside with the various International Licensees.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     ORBCOMM USA is in its development stage, devoting substantially all of its efforts to establishing commercial and governmental markets in the United States for the ORBCOMM System. ORBCOMM USA's planned principal operations are expected to commence in 1998. The accompanying financial statements of ORBCOMM USA have been prepared on the accrual basis of accounting in conformity with generally accepted accounting principles in the United States.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

  Income Taxes

     As a partnership, Federal and state income taxes are the direct responsibility of each partner. Accordingly, no income taxes have been recorded in the accompanying financial statements.

  Cash and Cash Equivalents

     ORBCOMM USA considers all highly liquid investments with maturities of three months or less to be cash equivalents.

  Revenue Recognition

     ORBCOMM USA provides subscriber communicator hardware to commercial customers. Revenue is recognized when products are shipped or when customers have accepted the products or services, depending on contractual terms. Through September 1995, ORBCOMM USA provided U.S. Marketing Services to OCC on a cost-reimbursable basis.

(3)  RELATED PARTY TRANSACTIONS

     Payments by OCC to ORBCOMM USA for U.S. Marketing Services were based on ORBCOMM USA's monthly costs incurred. For the years ended December 31, 1994, 1995 and 1996, ORBCOMM USA received approximately $2,093,000, $1,360,000, and $0, respectively, and approximately $749,000 from June 30, 1993 (date of inception) through December 31, 1993, from OCC as reimbursement of costs for U.S. Marketing Services.

     At December 31, 1995 and 1996, ORBCOMM USA had a payable of approximately $661,000 and $3,578,000, respectively, to ORBCOMM for amounts advanced to support ORBCOMM USA commercial

                               ORBCOMM USA, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(3) RELATED PARTY TRANSACTIONS -- (CONTINUED) and government markets. ORBCOMM USA is currently in development stage and obtains funds to support operations through non-interest bearing advances from ORBCOMM.

     At December 31, 1996, ORBCOMM USA had a receivable of approximately $9,400 for bonus payments to ORBCOMM USA employees paid on behalf of OCC for employees previously employed by OCC (none for the year ending December 31, 1995).

(4)  COMMITMENTS AND CONTINGENCIES

     In August 1996, ORBCOMM and ORBCOMM Global Capital Corp. (the "Issuers") issued $170,000,000 of Senior Notes due in full in 2004 with Revenue Participation Interest (the "Old Notes"). Revenue Participation Interest represents an aggregate amount equal to 5% of the ORBCOMM System revenue and is payable on the Old Notes on each interest payment date subject to certain covenant restrictions. Interest on the Old Notes accrues at a rate of 14% per annum and will be payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 1997.

     All of the Old Notes have been exchanged for an equal principal amount of registered 14% Series B Senior Notes due in full in 2004 with Revenue Participation Interest (the "Notes"). The Notes are substantially similar to the Old Notes except that the Notes are registered under the Securities Act of 1933, as amended, and do not bear legends restricting the transfer thereof. The Notes are fully and unconditionally guaranteed on a joint and several basis by OCC, Teleglobe Mobile, ORBCOMM USA and ORBCOMM International (each a "Guarantor" and collectively the "Guarantors"), except that the guarantees are non-recourse to the shareholders and/or partners of the Guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law. The guarantee of each Guarantor ranks pari passu in right of payment with all senior indebtedness of such Guarantor and senior in right of payment to all indebtedness expressly subordinated to the guarantee of such Guarantor. The guarantees are non-recourse to the shareholders and/or partners of each Guarantor and no shareholders or partners of any Guarantors will have any liability for any claim under the Notes.

     On closing, ORBCOMM used a portion of the net proceeds from the sale of the Old Notes, approximately $44,800,000, to purchase a portfolio of United States Government securities to provide for payment in full of interest on the Old Notes and Notes through August 15, 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Partnership Agreement of ORBCOMM USA provides that the management of ORBCOMM USA is the exclusive responsibility of the General Partners. Officers of ORBCOMM USA are nominated by the President of ORBCOMM USA and elected by the General Partners and exercise such authority as they are granted by the General Partners.

EXECUTIVE OFFICERS

     The following table sets forth information as of December 31, 1996 regarding the executive officers of ORBCOMM USA.

            NAME              AGE                                POSITION
            ----              ---                                --------
Alan L. Parker..............  57        President
Robert J. Pizzimenti........  48        Executive Vice President, Marketing and Business
                                        Development
W. Bartlett Snell...........  44        Vice President and Treasurer
Mary Ellen Seravalli........  38        Vice President and Secretary

     Alan L. Parker has been the President of ORBCOMM USA since January 1994. Mr. Parker has also been the President of ORBCOMM since January 1994 and Chief Executive Officer of ORBCOMM since February 1996. Mr. Parker was previously, and continues to be, the President of OCC. Mr. Parker was a member of the U.S. delegation to World Administrative Radio Conference '92 and the 1993 and 1995 World Radio Conferences ("WRC"). Mr. Parker's experience includes 25 years with Ford Aerospace and Ford Motor Company. Mr. Parker served as Chairman and CEO of Ford Aerospace Satellite Services Corporation from 1982 to 1986 and was Vice President of Marketing and Business Planning of Ford Aerospace Corporation from 1976 to 1986. Prior to 1976, Mr. Parker held several marketing and product planning positions at Ford, including Car Product Development, Ford of Europe and Corporate Product Planning and Research.

     Robert J. Pizzimenti has been the Executive Vice President, Marketing and Business Development of ORBCOMM USA since June 1996 and Executive Vice President, Marketing and Business Development of ORBCOMM since April 1994. Prior to April 1994, Mr. Pizzimenti was Vice President of Marketing for Iridium, Inc. Mr. Pizzimenti has over 20 years of experience in wireless communications and international business development. During the 1980s, Mr. Pizzimenti served as Ericsson Radio Systems' North American Marketing Manager, and as President of Ericsson Paging Systems, North America. Mr. Pizzimenti also has served as Vice President of Marketing for Metro One, the non-wireline cellular system serving New York and New Jersey. Mr. Pizzimenti has participated in a variety of industry associations and committees, including the Telocator POCSAG Coordination Initiative.

     W. Bartlett Snell has been the Vice President and Treasurer of ORBCOMM USA since June 1996. Mr. Snell has also been the Senior Vice President, Finance and Administration and the Chief Financial Officer of ORBCOMM since February 1996. From 1993 to 1996, Mr. Snell was President and Chief Executive Officer of Power Source Solutions, Inc., a company specializing in assisting organizations undertaking strategic corporate change. From 1992 to 1993, Mr. Snell was Senior Vice President and General Manager of People Karch International, an international provider of work-site health promotion services, health and fitness software and corporate child care programs. Prior to 1992, Mr. Snell worked for IBM

Corporation. Mr. Snell is a member of both the Northern Virginia Business Round Table and the Northern Virginia Technology Council.

     Mary Ellen Seravalli has been the Vice President and Secretary of ORBCOMM USA since June 1996 and was the Secretary of ORBCOMM USA from January 1994 to June 1996. Ms. Seravalli has also been the Vice President and General Counsel of ORBCOMM since January 1996. From 1991 to 1995, Ms. Seravalli was Assistant General Counsel of Orbital and from January 1995 to December 1995, she was also a Vice President of Orbital. Prior to 1991, Ms. Seravalli was an associate in the law firm of Jones, Day, Reavis & Pogue, where she worked on mergers and acquisitions, with an emphasis on the telecommunications industry, and where she gained significant experience representing both lenders and borrowers in connection with the establishment of various types of credit facilities.

PARTNER REPRESENTATION

     Pursuant to the Partnership Agreement of ORBCOMM USA, each General Partner is represented at the meetings of the General Partners by up to three authorized representatives. Each General Partner may by notice to the other change its designated authorized representatives. Set forth below is information as of December 31, 1996 regarding each of the General Partners' representatives.

  OCC:

     David W. Thompson, 42, is a director of OCC. Mr. Thompson also is a co-founder of Orbital and has been its Chairman, President and Chief Executive Officer since 1982. Prior to 1982, Mr. Thompson was Special Assistant to the President of Hughes Aircraft Company's Missile Systems Group and was a NASA project manager and engineer on advanced rocket engines at Marshall Space Flight Center and on the Viking Mars landing missions at the Jet Propulsion Laboratory.

     Bruce W. Ferguson, 42, is the Chairman and is a director of OCC. Mr. Ferguson also is a co-founder of Orbital and has been Executive Vice President and General Manager, Communications and Information Services Group since 1993. Mr. Ferguson was Executive Vice President and Chief Operating Officer of Orbital from 1989 to 1993, Senior Vice President, Finance and Administration and General Counsel from 1985 to 1989 and Vice President, Finance and General Counsel from 1982 to 1985. Before co-founding Orbital, Mr. Ferguson was an attorney in the corporate and securities department of the law firm of Kirkland & Ellis. Mr. Ferguson is a director of Superconducting Core Technologies, Inc.

     Jeffrey V. Pirone, 36, is the Vice President and Chief Financial Officer of OCC. Mr. Pirone also is the Senior Vice President and Chief Financial Officer of Orbital. Mr. Pirone came to Orbital in 1991, and prior to that was a Senior Manager at KPMG Peat Marwick LLP.

  Teleglobe Mobile:

     Claude Seguin, 47, is the Chairman of the Board and Chief Executive Officer of Teleglobe Mobile Investment Inc., the managing partner of Teleglobe Mobile. He is also the Executive Vice-President, Finance and Corporate Development and Chief Financial Officer of Teleglobe. Mr. Seguin served the Quebec Finance Ministry as deputy minister from 1987 to 1992. He was responsible for all departmental activities relating to Quebec's budgetary, fiscal and economic policies and was also in charge of financing and treasury operations for the entire government of Quebec. Mr. Seguin sits on the boards of La Societe financiere Desjardins Laurentienne and La Societe generale de financement du Quebec. He is also a former governor of the Montreal Exchange.

     Marc J.E. Leroux, 45, is Vice President, Technology of Teleglobe and President and Chief Operating Officer of Teleglobe's World Mobility Division. Prior to joining Teleglobe in 1992, Mr. Leroux directed a wide range of research and development projects at Bell-Northern Research, a subsidiary of Northern Telecom.

     Jean-Paul Tardif, 36, is Director, Financial Planning and Projects at Teleglobe. From 1990 until he joined Teleglobe in early 1996, Mr. Tardif held the position of Director, Planning and Special Projects Group at Telesystem Ltd., a private holding company, and the position of Treasurer at Telesystem International

Wireless Services Ltd., a paging and cellular operator with businesses in several countries around the world. Prior to that, Mr. Tardif was a management consultant specialized in financial analysis and business valuation with Raymond, Chabot, Martin, Pare, a Quebec-based accounting firm.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     No compensation was received by any of the officers of the Company by virtue of serving as an officer of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table set forth certain information regarding the beneficial ownership of the partnership interests of the Company as of March 1, 1997.

                                                            PERCENTAGE
                     NAME AND ADDRESS                        INTEREST
                     ----------------                       ----------
ORBCOMM Global, L.P.......................................     98%
  21700 Atlantic Boulevard
  Dulles, Virginia 20166

Orbital Communications Corporation........................      2%
  21700 Atlantic Boulevard
  Dulles, Virginia 20166

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SYSTEM CHARGE AGREEMENT

     OCC and ORBCOMM USA have entered into the System Charge Agreement, restated as of September 12, 1995, for the purpose of providing for the use by ORBCOMM USA of all of the output capacity of the ORBCOMM System within the United States and for the exclusive use by ORBCOMM USA of certain System Assets located within the United States. The term of the System Charge Agreement commenced on June 30, 1993 and continues until June 30, 2013.

     Exclusive Use of U.S. System Capacity. OCC has granted to ORBCOMM USA the exclusive right in the United States to market, sell, lease and franchise all ORBCOMM System output capacity and exclusive use of the System Assets located in the United States. ORBCOMM USA is permitted to grant ORBCOMM International use of the U.S. Gateway for the limited purpose of operating the ORBCOMM System in Canada, Mexico and any other country proximate to the United States. Notwithstanding these provisions of the System Charge Agreement, OCC has retained all rights in and to, and ORBCOMM USA has been granted no rights to, the ORBCOMM System.

     Output Capacity Charge. In consideration of the grant by OCC to ORBCOMM USA of the exclusive right to market, sell, lease and franchise all ORBCOMM System output capacity in the United States, ORBCOMM USA agrees: (i) within 30 days of the end of each calendar quarter, to notify OCC of the total aggregate revenues invoiced by it during such calendar quarter; and (ii) to remit to OCC 23% of the total aggregate revenues invoiced by it during each calendar quarter. ORBCOMM USA retains sole discretion to set the fees to be paid by its subscribers, Resellers and licensees for use of the ORBCOMM System.

     Indemnification. OCC and ORBCOMM USA agree to indemnify, defend and hold harmless each other and their respective successors and assigns against any liability, damage, loss or expense incurred by or imposed upon them in connection with any claims, suits, actions, demands or judgments arising out of any breach of the party's obligations under the System Charge Agreement. In addition, OCC agrees to indemnify and hold harmless ORBCOMM USA and its respective successors and assigns from and against any claim with respect to an infringement or other violation of any copyright, trademark or patent or other validly registered enforceable intellectual property right of any third party for any items OCC has authorized

ORBCOMM USA to use under the System Charge Agreement (but only to the same extent as the indemnification received by OCC from ORBCOMM, if any, under the terms of the System Construction Agreement).

PROPRIETARY INFORMATION AND NON-COMPETITION AGREEMENT

     ORBCOMM, Orbital, OCC, Teleglobe, Teleglobe Mobile, ORBCOMM USA and ORBCOMM International have entered into the Proprietary Information and Non-Competition Agreement, restated as of September 12, 1995, to protect any confidential and proprietary information that may be disclosed to one another in connection with the development, construction, operation and marketing of the ORBCOMM System. Orbital and Teleglobe entered into the agreement for the additional purpose of prohibiting direct competition between the two entities in the provision of certain LEO satellite services during the term of the agreement and for a period of one year thereafter.

     Orbital and Teleglobe agree that for the duration of the agreement and for one year thereafter, they will not, directly or indirectly or in any capacity, except in connection with the fulfillment of their respective obligations under any of the Definitive Agreements: (i) carry on, engage, participate, invest or have an equity or any financial interest in the marketing, construction, development or management of any business or enterprise that competes with Orbital or Teleglobe or their respective affiliates in offering commercial, LEO non-voice satellite communications services operating in the 137-150 MHz band or such other frequency allocated to the Little LEO mobile satellite service below 1 GHz, provided, however, OCC and Orbital are permitted to: (a) sell satellites, launch vehicles, launch services and communications services to non-commercial entities without limitation; and (b) provide all other entities up to two satellites every two years and launch vehicles or launch services for up to two satellites every two years; (ii) assist in or influence the hiring by any person who competes with Orbital or Teleglobe or their respective affiliates of any salesman, distributor, or employee of Orbital or Teleglobe or their respective affiliates, or otherwise cause any person having a business relationship with Orbital or Teleglobe or their respective affiliates to sever such relationship; or (iii) employ any person to work on or represent the ORBCOMM System who will also work on or represent another mobile communications system, without first notifying the President of ORBCOMM.

     Neither of Orbital or Teleglobe will be in default of its obligations under this portion of the Proprietary Information and Non-Competition Agreement by virtue of holding for portfolio purposes as a passive investor no more than 5% of the issued and outstanding public equity securities of a corporation.

     Indemnification. Orbital and Teleglobe agree to indemnify and save harmless one another and their respective affiliates (an "Indemnified Party") from and against any claims, demands, actions, causes of action, judgments, damages, losses, liabilities, costs or expenses that may be made against any of them as a result of, arising out of or relating to any violation, contravention or breach of the Proprietary Information and Non-Competition Agreement by a party who is not an Indemnified Party.

     Termination. The Proprietary Information and Non-Competition Agreement shall terminate upon the earlier of OCC or Teleglobe Mobile ceasing to be both a general and a limited partner of ORBCOMM.

ADMINISTRATIVE SERVICES AGREEMENT

     Under the terms of the Administrative Services Agreement, dated as of September 12, 1995, Orbital has agreed to provide ORBCOMM defined office space for a total price of $15,200 per month. Expenses associated with providing these services to ORBCOMM USA are allocated by ORBCOMM to ORBCOMM USA. Orbital also has agreed to provide ORBCOMM with certain occupancy services for a fixed monthly price of $50,000. The services includes security and facilities support, MIS, telephone switchboard and communication services and other support services. Orbital provides various administrative services to ORBCOMM for a fixed monthly fee of $15,000, including accounting support, payroll processing, miscellaneous purchasing services and personnel services. Orbital also extends to ORBCOMM employees (to the extent possible) participation in various benefit and insurance plans. Orbital also has agreed to provide to ORBCOMM executive management services payable on a time and materials basis, limited to $9,000 per month.

     The Administrative Services Agreement continues in effect so long as any category of services are being provided by Orbital, provided that ORBCOMM has the right to terminate all or part of the services being provided upon 90 days prior notice to Orbital, subject, in a case of a termination of services within a specific category of services, to an agreement on the price to perform the remaining services. The prices for the services are fixed through the end of 1996. The parties will negotiate the prices for such services and office space for subsequent years, provided that prices for 1997 will not be more than 10% higher than the prices in effect in 1996.

     The parties are in the process of renegotiating the terms and conditions of the Administrative Services Agreement so that the amounts paid by ORBCOMM to Orbital are approximately equal to the actual costs incurred by Orbital in providing the services specified in the Administrative Services Agreement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  1. Financial Statements.

          2. Financial Statement Schedules.

             The financial statements listed in the index to the Financial Statements that appears on page 24 of this Report on Form 10-K are filed as part of this Report.

             Financial statement schedules have been omitted because they are inapplicable or are not required.

          3. Exhibits

             The exhibits to this Report on Form 10-K are listed under Item 14(c) below.

     (b)  Reports on Form 8-K

          The Company has not previously been required to file a Report on Form 8-K under the Act.

     (c)  Exhibits.

 EXHIBIT
 NUMBER                       DESCRIPTION OF EXHIBIT
---------                     ----------------------
(a) 2      Purchase Agreement, dated as of August 2, 1996, by and among
           ORBCOMM Global, L.P., ORBCOMM Global Capital Corp., ORBCOMM
           USA, L.P., ORBCOMM International Partners, L.P., Orbital
           Communications Corporation, Teleglobe Mobile Partners, Bear
           Stearns & Co. Inc., J.P. Morgan Securities Inc. and RBC
           Dominion Securities Company.
    3      Organizational Documents.
(a) 3.3    Certificate of Limited Partnership of ORBCOMM USA, L.P.
(a) 3.4    Restated Agreement of Limited Partnership of ORBCOMM USA,
           L.P.
(a) 4      Indenture, dated as of August 7, 1996, by and among ORBCOMM
           Global, L.P., ORBCOMM Global Capital Corp., ORBCOMM USA,
           L.P., ORBCOMM International Partners, L.P., Orbital
           Communications Corporation, Teleglobe Mobile Partners and
           Marine Midland Bank.
   10      Material Contracts.
(a)10.1    Registration Rights Agreement, dated as of August 7, 1996, by and among ORBCOMM Global, L.P., ORBCOMM Global Capital
           Corp., ORBCOMM USA, L.P., ORBCOMM International Partners,
           L.P., Orbital Communications Corporation, Teleglobe Mobile
           Partners, Bear, Stearns & Co. Inc., J.P. Morgan Securities
           Inc. and RBC Dominion Securities Corporation.

 EXHIBIT
 NUMBER                       DESCRIPTION OF EXHIBIT
---------                     ----------------------
(a)10.6    Proprietary Information and Non-Competition Agreement,
           restated as of September 12, 1995, by and among ORBCOMM
           Global, L.P., Orbital Sciences Corporation, Orbital
           Communications Corporation, Teleglobe Inc., Teleglobe
           Mobile Partners, ORBCOMM USA, L.P. and ORBCOMM
           International Partners, L.P.
(a)10.7    System Charge Agreement, restated as of September 12, 1995, by and between Orbital Communications Corporation and
           ORBCOMM USA, L.P.
 * 27      Financial Data Schedule.

---------------
 *  Filed Herewith.

(a) Incorporated by reference to the identically numbered exhibit to the Registration Statement on Form S-4 of ORBCOMM Global, L.P., as amended (Reg. No. 333-11149).

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT ON FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF DULLES, COMMONWEALTH OF VIRGINIA, ON JUNE 25, 1998.

                                         ORBCOMM USA, L.P.

                                         By: ORBITAL COMMUNICATIONS
                                             CORPORATION, a general partner

                                            By: /s/ ALAN L. PARKER
                                               ---------------------------------
                                               ALAN L. PARKER
                                               PRESIDENT

                                         By: ORBCOMM GLOBAL, L.P., a general
                                              partner

                                           By: ORBITAL COMMUNICATIONS
                                               CORPORATION, a general partner

                                            By: /s/ ALAN L. PARKER
                                               ---------------------------------
                                               ALAN L. PARKER
                                               PRESIDENT

                                          By: TELEGLOBE MOBILE PARTNERS,
                                              a general partner

                                             By: TELEGLOBE MOBILE INVESTMENT
                                                 INC., its managing partner

                                             By: /s/ CLAUDE SEGUIN
                                                --------------------------------
                                                CLAUDE SEGUIN
                                                CHAIRMAN OF THE BOARD AND CHIEF
                                                EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

                    SIGNATURES                                       TITLE                       DATE
                    ----------                                       -----                       ----

                /s/ ALAN L. PARKER                       President of ORBCOMM USA, L.P.      June 25, 1998
---------------------------------------------------      (Principal Executive Officer)
                  ALAN L. PARKER

               /s/ W. BARTLETT SNELL                    Vice President and Treasurer of      June 25, 1998
---------------------------------------------------       ORBCOMM USA, L.P. (Principal
                 W. BARTLETT SNELL                      Financial Officer and Principal
                                                              Accounting Officer)

               /s/ DAVID W. THOMPSON                           Director, Orbital             June 25, 1998
---------------------------------------------------        Communications Corporation
                 DAVID W. THOMPSON

               /s/ BRUCE W. FERGUSON                           Director, Orbital             June 25, 1998
---------------------------------------------------        Communications Corporation
                 BRUCE W. FERGUSON